Form 10-K
period 2007-12-31
Carrington Mortgage Loan Trust, Series 2007-FRE1
filed 2008-03-31
CIK 1390499

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2007

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number: 333-139507-01

      Carrington Mortgage Loan Trust, Series 2007-FRE1
      (exact name of issuing entity as specified in its charter)

      Stanwich Asset Acceptance Company, L.L.C.
      (exact name of the depositor as specified in its charter)

      Carrington Securities, LP
      (exact name of the sponsor as specified in its charter)



  New York                                54-2199607
  (State or other jurisdiction of         54-2199608
  incorporation or organization)          (I.R.S. Employer
                                          Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
  (Address of principal executive               (Zip Code)
  offices)


 Telephone number, including area code: (410) 884-2000




  Securities registered pursuant to Section 12(b) of the Act:

    NONE.



  Securities registered pursuant to Section 12(g) of the Act:

    NONE.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X



  Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    Not applicable.



  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company ___

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

    Not applicable.



  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

    Not applicable.





                                     PART I

  Item 1.      Business.

               Omitted in accordance with General Instruction J to Form 10-K.


  Item 1A.     Risk Factors.

               Omitted in accordance with General Instruction J to Form 10-K.


  Item 1B.     Unresolved Staff Comments.

               None.


  Item 2.      Properties.

               Omitted in accordance with General Instruction J to Form 10-K.


  Item 3.      Legal Proceedings.

               Omitted in accordance with General Instruction J to Form 10-K.


  Item 4.      Submission of Matters to a Vote of Security Holders.

               Omitted in accordance with General Instruction J to Form 10-K.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Omitted in accordance with General Instruction J to Form 10-K.


  Item 6.      Selected Financial Data.

               Omitted in accordance with General Instruction J to Form 10-K.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

               Omitted in accordance with General Instruction J to Form 10-K.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Omitted in accordance with General Instruction J to Form 10-K.


  Item 8.      Financial Statements and Supplementary Data.

               Omitted in accordance with General Instruction J to Form 10-K.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Omitted in accordance with General Instruction J to Form 10-K.


  Item 9A.     Controls and Procedures.

               Omitted in accordance with General Instruction J to Form 10-K.


  Item 9A(T).  Controls and Procedures.

               Not applicable.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Omitted in accordance with General Instruction J to Form 10-K.


  Item 11.     Executive Compensation.

               Omitted in accordance with General Instruction J to Form 10-K.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Omitted in accordance with General Instruction J to Form 10-K.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Omitted in accordance with General Instruction J to Form 10-K.


  Item 14.     Principal Accounting Fees and Services.

               Omitted in accordance with General Instruction J to Form 10-K.




  ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor of Pool Assets (Financial Information).

No single obligor represents 10% or more of the pool assets held by the issuing entity.



Item 1114(b)(2) of Regulation AB, Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

Based on the standards set forth in Item 1115(b) of Regulation AB, no information is required in response to this Item.



Item 1117 of Regulation AB, Legal Proceedings.

The Registrant knows of no material pending proceedings against the Sponsor, the Depositor, the Issuing Entity, Wells Fargo Bank, N.A., as Trustee, or of which any property of the foregoing is the subject.

Legal Proceedings Relating to Fremont Investment & Loan

Fremont General Corporation reported that it and certain of its subsidiaries (including Fremont Investment & Loan) entered into a voluntary agreement, to be designated as a cease and desist order, with respect to the mortgage loan origination and sale practices of Fremont General Corporation and such subsidiaries. In addition, Fremont General Corporation reported that the Massachusetts attorney general filed a lawsuit against Fremont General Corporation alleging that Fremont General Corporation engaged in unfair or deceptive practices in connection with origination and servicing of residential mortgage loans. It is possible in the future that the Federal Deposit Insurance Commission or other governmental authorities or attorneys general may take other actions against Fremont Investment & Loan that could prohibit Fremont Investment & Loan and any successor servicer from pursuing foreclosure actions, or otherwise limit the ability of Fremont Investment & Loan or any successor servicer to take actions (such as pursuing foreclosures) that may be essential to preserve the value of the mortgage loans on behalf of the issuing entity. Any such limitations could adversely affect the issuing entity's ability to realize on the mortgage loans.

Pursuant to a Form 8-K filed on March 8, 2007 (the "March 8th Announcement"), Fremont General announced that it, Fremont and Fremont General's wholly owned subsidiary, Fremont General Credit Corporation, entered into a voluntary formal agreement, to be designated as a cease and desist order, with the Federal Deposit Insurance Corporation. According to the announcement, the cease and desist order requires, among other things, Fremont to cease and desist from the following:


* Operating with management whose policies and practices are detrimental to Fremont;

* Operating Fremont without effective risk management policies and procedures in place in relation to Fremont's brokered subprime mortgage lending and commercial real estate construction lending businesses;

* Operating with inadequate underwriting criteria and excessive risk in relation to the kind and quality of assets held by Fremont;

* Operating without an accurate, rigorous and properly documented methodology concerning its allowance for loan and lease losses;

* Operating with a large volume of poor quality loans;

* Engaging in unsatisfactory lending practices;

* Operating without an adequate strategic plan in relation to the volatility of Fremont's business lines and the kind and quality of assets held by Fremont;

* Operating with inadequate capital in relation to the kind and quality of assets held by Fremont;

* Operating in such a manner as to produce low and unsustainable earnings;

* Operating with inadequate provisions for liquidity in relation to the volatility of Fremont's business lines and the kind and quality of assets held by Fremont;

* Marketing and extending adjustable-rate mortgage products to subprime borrowers in an unsafe and unsound manner that greatly increases the risk that borrowers will default on the loans or otherwise cause losses to Fremont, including (1) adjustable-rate mortgage products that qualify borrowers for loans with low initial payments based on an introductory rate that will expire after an initial period, without adequate analysis of the borrower's ability to repay at the fully indexed rate, (2) adjustable-rate mortgage products containing features likely to require frequent refinancing to maintain affordable monthly payment or to avoid foreclosure, and (3) loans or loan arrangements with loan-to-value ratios approaching or exceeding 100 percent of the value of the collateral;

* Making mortgage loans without adequately considering the borrower's ability to repay the mortgage according to its terms;

* Operating in violation of Section 23B of the Federal Reserve Act, in that Fremont engaged in transactions with its affiliates on terms and under circumstances that in good faith would not be offered to, or would not apply to, nonaffiliated companies; and

* Operating inconsistently with the Federal Deposit Insurance Corporation's Interagency Advisory on Mortgage Banking and Interagency Expanded Guidance for Subprime Lending Programs.

According to the March 8th Announcement, Fremont General stated that the cease and desist order also requires Fremont to take a number of steps, including
(1) having and retaining qualified management; (2) limiting Fremont General's and Fremont General Credit Corporation's representation on Fremont's board of directors and requiring that independent directors comprise a majority of Fremont's board of directors; (3) revising and implementing written lending policies to provide effective guidance and control over Fremont's residential lending function; (4) revising and implementing policies governing communications with consumers to ensure that borrowers are provided with sufficient information; (5) implementing control systems to monitor whether Fremont's actual practices are consistent with its policies and procedures; (6) implementing a third-party mortgage broker monitoring program and plan;
(7) developing a five-year strategic plan, including policies and procedures for diversifying Fremont's loan portfolio; (8) implementing a policy covering Fremont's capital analysis on subprime residential loans; (9) performing quarterly valuations and cash flow analyses on Fremont's residual interests and mortgage servicing rights from its residential lending operation, and obtaining annual independent valuations of such interests and rights; (10) limiting extensions of credit to certain commercial real estate borrowers;
(11) implementing a written lending and collection policy to provide effective guidance and control over Fremont's commercial real estate lending function, including a planned material reduction in the volume of funded and unfunded non-recourse lending and loans for condominium conversion and construction as a percentage of Tier I capital; (12) submitting a capital plan that will include a Tier I capital ratio of not less than 14% of Fremont's total assets;
(13) implementing a written profit plan; (14) limiting the payment of cash dividends by Fremont without the prior written consent of the Federal Deposit Insurance Corporation and the Commissioner of the California Department of Financial Institutions; (15) implementing a written liquidity and funds management policy to provide effective guidance and control over Fremont's liquidity position and needs; (16) prohibiting the receipt, renewal or rollover of brokered deposit accounts without obtaining a Brokered Deposit Waiver approved by the Federal Deposit Insurance Corporation; (17) reducing adversely classified assets; and (18) implementing a comprehensive plan for the methodology for determining the adequacy of the allowance for loan and lease losses.

Pursuant to a Form 8-K filed on October 5, 2007 (the "October 5th Announcement"), Fremont General announced that the Massachusetts attorney general filed a lawsuit against Fremont General Corporation alleging that Fremont General engaged in unfair or deceptive practices in connection with origination and servicing of residential mortgage loans. According to a press release issued by Office of the Attorney General for Massachusetts on October 5, 2007 (the "Massachusetts Announcement"), the Attorney General's Office is seeking civil penalties, restitution and an injunction, which would prohibit Fremont General from selling or transferring any Massachusetts mortgages and from foreclosing on any Massachusetts loan without giving the Attorney General's Office a 90-day opportunity to review the loan transaction and object to the foreclosure.

On October 23, 2007, Morgan Stanley Mortgage Capital Holdings LLC filed a lawsuit in the United States District Court for the Southern District of New York against Fremont Investment & Loan alleging breaches with respect to residential mortgage loans it sold to Morgan Stanley between May 1, 2005 and December 28, 2006. The complaint alleges damages of at least $10 million. The case is in its very early stages and Fremont cannot predict the outcome or effect it will have on its financial condition. However, Fremont believes the lawsuit is without merit and will vigorously defend against it.

Legal Proceedings Relating to EMC Mortgage Corporation

FTC Investigation

EMC Mortgage Corporation (EMC) has received a civil investigative demand (CID), from the Federal Trade Commission (FTC), seeking documents and data relating to the EMC's business and servicing practices. The CID was issued pursuant to a December 8, 2005 resolution of the FTC authorizing non-public investigations of various unnamed subprime lenders, loan servicers and loan brokers to determine whether there have been violations of certain consumer protections laws. EMC is cooperating with the FTC's inquiry.

On March 10, 2008, EMC received notice from the Staff of the FTC that the Staff believed EMC and its parent, The Bear Stearns Companies, Inc. had violated a number of Federal consumer protection statutes in connection with its servicing activities. With the notice, the Staff delivered a draft complaint and draft consent order seeking certain injunctive relief regarding business practices and unspecified monetary redress. The Staff also indicated that it had been authorized to offer an opportunity to resolve the matter though consent negotiations before it seeks approval from the FTC to proceed with the filing of a complaint. EMC expects to engage in such discussions with the Staff.

RODRIGUEZ v. EMC Mortgage Corporation and The Bear Stearns Companies

This purported class action is pending in U.S. District Court for the District of Connecticut. The case was filed in December 2007. It seeks certification of a class made up of African-American and Hispanic borrowers who had a non-prime loan serviced by EMC Mortgage Corporation (EMC) and who were subjected to allegedly improper servicing practices, including imposition of unwarranted fees, pyramiding of late fees, unjustified forced-placing of insurance, failure to properly apply payments, improper reporting of derogatory credit information, and failure to properly administer escrow accounts. EMC and The Bear Stearns Companies have filed motions to dismiss and to strike.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

Omitted in accordance with Instruction to Item 1119 of Regulation AB.



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

Wells Fargo Bank, N.A., as Trustee and Custodian, EMC Mortgage Corporation, as Servicer, Fremont Investment & Loan, as interim servicer, American Security Insurance Company, Standard Guaranty Insurance Company and TrackSure Insurance Agency, Inc. (formerly, "Safeco Financial Institution Solutions, Inc.") (collectively, "Assurant"), as sub-contractor for EMC Mortgage Corporation, FIS Tax Services and formerly known as LSI Tax Services, as sub-contractor for EMC Mortgage Corporation and LandAmerica Tax and Flood Services, Inc., as sub-contractor for EMC Mortgage Corporation (collectively, the "Servicing Parties") have each been identified by the registrant as parties participating in the servicing function with respect to the pool assets held by the Issuing Entity. Each of the Servicing Parties has completed a report on an assessment of compliance with the servicing criteria applicable to it (each, a "Report on Assessment"), which Reports on Assessment are attached as exhibits to this Form 10-K.

In addition, each of the Servicing Parties has provided an attestation report (an "Attestation Report") by one or more registered public accounting firms, which reports are also attached as exhibits to this Form 10-K.

Assurant has assessed its compliance with the applicable servicing criteria for the Reporting Period and has identified a material instance of noncompliance with the servicing criteria. Specifically, Assurant did not have, during the Reporting Period, sufficient policies and procedures to capture the information with respect to the Platform Transactions necessary to determine compliance with 1122(d)(4)(xii).



Item 1123 of Regulation AB, Servicer Compliance Statement.

EMC Mortgage Corporation, as Servicer, has been identified by the registrant as the servicer with respect to the asset pool held by the Issuing Entity. EMC Mortgage Corporation has completed a statement of compliance with applicable servicing criteria (a "Compliance Statement") attached as an exhibit to this Form 10-K.



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) Not applicable.

  (b) Exhibits

  The exhibits listed below are either included or incorporated by reference as indicated:

  Exhibit 3.1 Certificate of Formation of the Registrant (incorporated by reference to Exhibit 3.1 of Registration Statement No. 333-124562)

  Exhibit 3.2 Limited Liability Company Agreement of the Registrant (incorporated by reference to Exhibit 3.2 of Registration Statement No. 333-124562)

  Exhibit 10.1 Pooling and Servicing Agreement and exhibits thereto, dated as of April 1, 2007, among the Registrant, EMC Mortgage Corporation, as Servicer and Wells Fargo Bank, N.A., as Trustee (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the Commission on April 19, 2007)

  Exhibit 10.2 Mortgage Loan Purchase Agreement, dated as of April 5, 2007, among the Registrant, Fremont Investment & Loan, Fremont General Corporation and Carrington Securities, LP (incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Registrant with the Commission on April 19, 2007)

  Exhibit 10.3 Confirmation to an ISDA Master Agreement, dated April 5, 2007, between Swiss Re Financial Products Corporation and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.3 to Form 8-K filed by the Registrant with the Commission on April 19, 2007)

  Exhibit 10.4 Schedule to an ISDA Master Agreement, dated April 5, 2007, between Swiss Re Financial Products Corporation and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.4 to Form 8-K filed by the Registrant with the Commission on April 19, 2007)

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Assurant as Sub-Contractor for EMC Mortgage
    33.2 EMC Mortgage Corporation as Servicer
    33.3 FIS Tax Services as Sub-Contractor for EMC Mortgage
    33.4 Fremont Investment & Loan as Interim Servicer
    33.5 LandAmerica Tax and Flood Services, Inc. as Sub-Contractor for EMC Mortgage
    33.6 Wells Fargo Bank, N.A. as Trustee
    33.7 Wells Fargo Bank, N.A. as Custodian



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Assurant as Sub-Contractor for EMC Mortgage
    34.2 EMC Mortgage Corporation as Servicer
    34.3 FIS Tax Services as Sub-Contractor for EMC Mortgage
    34.4 Fremont Investment & Loan as Interim Servicer
    34.5 LandAmerica Tax and Flood Services, Inc. as Sub-Contractor for EMC Mortgage
    34.6 Wells Fargo Bank, N.A. as Trustee
    34.7 Wells Fargo Bank, N.A. as Custodian



   (35) Servicer compliance statement.



    35.1 EMC Mortgage Corporation as Servicer



   (c) Not applicable.



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   Stanwich Asset Acceptance Company, L.L.C.
   (Depositor)


   /s/ Bruce M. Rose
   Bruce M. Rose, President
   (senior officer in charge of securitization of the depositor)


    Date:   March 28, 2008



  Exhibit Index

  Exhibit No.


   Exhibit 3.1 Certificate of Formation of the Registrant (incorporated by reference to Exhibit 3.1 of Registration Statement No. 333-124562)

   Exhibit 3.2 Limited Liability Company Agreement of the Registrant (incorporated by reference to Exhibit 3.2 of Registration Statement No. 333-124562)

   Exhibit 10.1 Pooling and Servicing Agreement and exhibits thereto, dated as of April 1, 2007, among the Registrant, EMC Mortgage Corporation, as Servicer and Wells Fargo Bank, N.A., as Trustee (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the Commission on April 19, 2007)

   Exhibit 10.2 Mortgage Loan Purchase Agreement, dated as of April 5, 2007, among the Registrant, Fremont Investment & Loan, Fremont General Corporation and Carrington Securities, LP (incorporated by reference to
   Exhibit 10.2 to Form 8-K filed by the Registrant with the Commission on April 19, 2007)

   Exhibit 10.3 Confirmation to an ISDA Master Agreement, dated April 5, 2007, between Swiss Re Financial Products Corporation and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.3 to Form 8-K filed by the Registrant with the Commission on April 19, 2007)

   Exhibit 10.4 Schedule to an ISDA Master Agreement, dated April 5, 2007, between Swiss Re Financial Products Corporation and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.4 to Form 8-K filed by the Registrant with the Commission on April 19, 2007)

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Assurant as Sub-Contractor for EMC Mortgage
    33.2 EMC Mortgage Corporation as Servicer
    33.3 FIS Tax Services as Sub-Contractor for EMC Mortgage
    33.4 Fremont Investment & Loan as Interim Servicer
    33.5 LandAmerica Tax and Flood Services, Inc. as Sub-Contractor for EMC Mortgage
    33.6 Wells Fargo Bank, N.A. as Trustee
    33.7 Wells Fargo Bank, N.A. as Custodian


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Assurant as Sub-Contractor for EMC Mortgage
    34.2 EMC Mortgage Corporation as Servicer
    34.3 FIS Tax Services as Sub-Contractor for EMC Mortgage
    34.4 Fremont Investment & Loan as Interim Servicer
    34.5 LandAmerica Tax and Flood Services, Inc. as Sub-Contractor for EMC Mortgage
    34.6 Wells Fargo Bank, N.A. as Trustee
    34.7 Wells Fargo Bank, N.A. as Custodian


   (35) Servicer compliance statement.



    35.1 EMC Mortgage Corporation as Servicer
