Form 10-K/A
period 2007-12-31
Carrington Mortgage Loan Trust, Series 2007-FRE1
filed 2008-04-02
CIK 1390499

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                               (Amendment No. 1)


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

    Not applicable.


                               EXPLANATORY NOTE

This Form 10-K/A contains additional disclosure relating to Fremont Investment & Loan under "Supervisory Prompt Corrective Action Directive" under Item 1117.

This Form 10-K/A does not otherwise amend the original Form 10-K filed with the Commission March 31, 2008.



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

Supervisory Prompt Corrective Action Directive

On March 28, 2008, Fremont General Corporation doing business primarily through its wholly-owned bank subsidiary, Fremont Investment & Loan, announced in a press release that on March 26, 2008, the Federal Deposit Insurance Corporation ("FDIC"), with the concurrence of the California Department of Financial Institutions, issued a Supervisory Prompt Corrective Action Directive ("Directive") to Fremont Investment & Loan, to Fremont General Corporation and to Fremont General Credit Corporation ("FGCC"), Fremont General Corporation's wholly-owned subsidiary and direct parent to Fremont Investment & Loan. The Directive requires Fremont Investment & Loan, Fremont General Corporation and FGCC to take one or more of the following actions to recapitalize Fremont Investment & Loan within 60 days, or by May 26, 2008:

* Fremont Investment & Loan shall sell enough voting shares or obligations of Fremont Investment & Loan so that Fremont Investment & Loan will be "adequately capitalized," as defined under the Federal Deposit Insurance Act and the related FDIC regulations, after the sale; and/or

* Fremont Investment & Loan shall accept an offer to be acquired by a depository institution holding company or combine with another insured depository institution; and

* Fremont General Corporation and FGCC shall divest themselves of Fremont Investment & Loan.

In the Directive, the FDIC has categorized Fremont Investment & Loan as being an "undercapitalized" depository institution, as defined under the Federal Deposit Insurance Act and FDIC rules and regulations.

The Directive also sets forth certain limitations and restrictions on Fremont Investment & Loan and its business. The Directive restricts the interest rates that Fremont Investment & Loan may pay on deposits to prevailing rates paid on deposits of comparable amounts and maturities paid by other FDIC insured depository institutions in the State of California. In addition, Fremont Investment & Loan is not permitted to make any capital distributions to Fremont General Corporation, FGCC or any affiliate of Fremont Investment & Loan, or to pay bonuses or increase the compensation of any director or officer of Fremont Investment & Loan. The Directive further restricts transactions between Fremont Investment & Loan and its affiliates.

As previously announced in Fremont General Corporation's press release of February 28, 2008, Fremont General Corporation and Fremont Investment & Loan have hired the investment banking firms of Credit Suisse Securities (USA), LLC and Sandler O'Neill & Partners, LP to develop and implement strategic initiatives in an attempt to raise additional capital, as well as explore the possible sale or merger of Fremont General Corporation and/or Fremont Investment & Loan or the sale of assets. There is no assurance that Fremont General Corporation and Fremont Investment & Loan will be successful in any of their efforts to develop and implement such a strategy to comply with the Directive or to otherwise address the capital needs of Fremont General Corporation and/or Fremont Investment & Loan.


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

  Item 15. Exhibits, Financial Statement Schedules.

  (a) Not applicable.

  (b) Exhibits

  The exhibits listed below are either included or incorporated by reference as indicated:

  Exhibit 3.1 Certificate of Formation of the Registrant (incorporated by reference to Exhibit 3.1 of Registration Statement No. 333-124562)*

  Exhibit 3.2 Limited Liability Company Agreement of the Registrant (incorporated by reference to Exhibit 3.2 of Registration Statement No. 333-124562)*

  Exhibit 10.1 Pooling and Servicing Agreement and exhibits thereto, dated as of April 1, 2007, among the Registrant, EMC Mortgage Corporation, as Servicer and Wells Fargo Bank, N.A., as Trustee (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the Commission on April 19, 2007)*

  Exhibit 10.2 Mortgage Loan Purchase Agreement, dated as of April 5, 2007, among the Registrant, Fremont Investment & Loan, Fremont General Corporation and Carrington Securities, LP (incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Registrant with the Commission on April 19, 2007)*

  Exhibit 10.3 Confirmation to an ISDA Master Agreement, dated April 5, 2007, between Swiss Re Financial Products Corporation and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.3 to Form 8-K filed by the Registrant with the Commission on April 19, 2007)*

  Exhibit 10.4 Schedule to an ISDA Master Agreement, dated April 5, 2007, between Swiss Re Financial Products Corporation and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.4 to Form 8-K filed by the Registrant with the Commission on April 19, 2007)*

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Assurant as Sub-Contractor for EMC Mortgage*
    33.2 EMC Mortgage Corporation as Servicer*
    33.3 FIS Tax Services as Sub-Contractor for EMC Mortgage*
    33.4 Fremont Investment & Loan as Interim Servicer*
    33.5 LandAmerica Tax and Flood Services, Inc. as Sub-Contractor for EMC Mortgage*
    33.6 Wells Fargo Bank, N.A. as Trustee*
    33.7 Wells Fargo Bank, N.A. as Custodian*



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Assurant as Sub-Contractor for EMC Mortgage*
    34.2 EMC Mortgage Corporation as Servicer*
    34.3 FIS Tax Services as Sub-Contractor for EMC Mortgage*
    34.4 Fremont Investment & Loan as Interim Servicer*
    34.5 LandAmerica Tax and Flood Services, Inc. as Sub-Contractor for EMC Mortgage*
    34.6 Wells Fargo Bank, N.A. as Trustee*
    34.7 Wells Fargo Bank, N.A. as Custodian*



   (35) Servicer compliance statement.



    35.1 EMC Mortgage Corporation as Servicer*



   (c) Not applicable.

   * Previously filed.


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


   Stanwich Asset Acceptance Company, L.L.C.
   (Depositor)


   /s/ Bruce M. Rose
   Bruce M. Rose, President
   (senior officer in charge of securitization of the depositor)


    Date:   April 2, 2008



  Exhibit Index

  Exhibit No.


   Exhibit 3.1 Certificate of Formation of the Registrant (incorporated by reference to Exhibit 3.1 of Registration Statement No. 333-124562)*

   Exhibit 3.2 Limited Liability Company Agreement of the Registrant (incorporated by reference to Exhibit 3.2 of Registration Statement No. 333-124562)*

   Exhibit 10.1 Pooling and Servicing Agreement and exhibits thereto, dated as of April 1, 2007, among the Registrant, EMC Mortgage Corporation, as Servicer and Wells Fargo Bank, N.A., as Trustee (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the Commission on April 19, 2007)*

   Exhibit 10.2 Mortgage Loan Purchase Agreement, dated as of April 5, 2007, among the Registrant, Fremont Investment & Loan, Fremont General Corporation and Carrington Securities, LP (incorporated by reference to
   Exhibit 10.2 to Form 8-K filed by the Registrant with the Commission on April 19, 2007)*

   Exhibit 10.3 Confirmation to an ISDA Master Agreement, dated April 5, 2007, between Swiss Re Financial Products Corporation and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.3 to Form 8-K filed by the Registrant with the Commission on April 19, 2007)*

   Exhibit 10.4 Schedule to an ISDA Master Agreement, dated April 5, 2007, between Swiss Re Financial Products Corporation and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.4 to Form 8-K filed by the Registrant with the Commission on April 19, 2007)*

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Assurant as Sub-Contractor for EMC Mortgage*
    33.2 EMC Mortgage Corporation as Servicer*
    33.3 FIS Tax Services as Sub-Contractor for EMC Mortgage*
    33.4 Fremont Investment & Loan as Interim Servicer*
    33.5 LandAmerica Tax and Flood Services, Inc. as Sub-Contractor for EMC Mortgage*
    33.6 Wells Fargo Bank, N.A. as Trustee*
    33.7 Wells Fargo Bank, N.A. as Custodian*


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Assurant as Sub-Contractor for EMC Mortgage*
    34.2 EMC Mortgage Corporation as Servicer*
    34.3 FIS Tax Services as Sub-Contractor for EMC Mortgage*
    34.4 Fremont Investment & Loan as Interim Servicer*
    34.5 LandAmerica Tax and Flood Services, Inc. as Sub-Contractor for EMC Mortgage*
    34.6 Wells Fargo Bank, N.A. as Trustee*
    34.7 Wells Fargo Bank, N.A. as Custodian*


   (35) Servicer compliance statement.



    35.1 EMC Mortgage Corporation as Servicer*


    * Previously filed.